Form 10KSB
period 1996-12-31
FEDERAL MORTGAGE INVESTORS LTD/FL
filed 1997-04-15
CIK 878825

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10K-SB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                               COMMISSION FILE NUMBER
DECEMBER 31, 1996                                             33-42406-A


                        FEDERAL MORTGAGE INVESTORS, LTD.
                        (A FLORIDA LIMITED PARTNERSHIP)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            FLORIDA                                            65-0287111
------------------------------                           ---------------------
STATE OR OTHER JURISDICTION OF                              I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                            IDENTIFICATION NUMBER

             1800 SECOND STREET, SUITE 780, SARASOTA, FLORIDA 34236
             ------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

Registrant's telephone number, including area code:  813/954-2328

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   NO    .
                                              ---    ---

         Federal Mortgage Investors, Ltd. had total revenues of $81,544 for the year ended December 31, 1996

         As of December 31, 1996, the Partnership has 1,728 Limited Partnership Units outstanding. As indicated, the Partnership is a limited partnership organized pursuant to Florida law.

                                     PART I

Item 1.           Description of Business

         FEDERAL MORTGAGE INVESTORS, LTD. (the "Partnership") is a limited partnership which has been organized pursuant to the Florida Revised
Uniform Limited Partnership Law. The initial certificate legally creating the Partnership was filed in July, 1991 by the General Partners of the Partnership, Guy S. Della Penna ("Della Penna") and Capital Mortgage Management, Inc. ("Capital Mortgage"), a corporation wholly-owned by Della Penna. Pursuant to an effective Registration Statement under the Securities Act of 1933, as amended (the "Act") (Commission File No. 22-42406-A), dated November 20, 1991, the Partnership engaged in the public offering of 7,500 Units of limited partnership interest at a per Unit offering price of $1,000 (the "Units") until January 31, 1993, at which time the offering was concluded. The Units were offered on behalf of the Partnership on a best efforts basis by Executive Wealth Management Services, Inc. (formally known as Executive Securities, Inc.), a securities broker-dealer and member of the National Association of Securities Dealers, Inc. Della Penna is the majority shareholder of Executive Wealth Management Services, Inc. The Partnership has a total of 1,728 Units outstanding as of December 31, 1996. During the offering period a total of 2,569 Units were sold, however, due to approved investor redemptions, 903 Units were bought back and 62 were resold by the Partnership as of December 31, 1996.

         The purpose of the Partnership is to acquire and deal in mortgage loans secured by first liens on residential real estate, and to acquire Federally-insured instruments of deposit and/or debt securities issued by the United States government and instrumentalities thereof. Purchases of the mortgage loans, instruments of deposit and debt securities are made in accordance with policies set forth in the Partnership Agreement (the "Agreement"), as amended. Cash from the Partnership activities available for distribution, if any, is distributed to the limited partners of the Partnership in accordance with the allocation provision set forth in the Partnership Agreement.

         The profits and losses of the Partnership are allocated in the same manner and percentages as cash flow.

         In accordance with the policy of acquisition (the "Acquisition Policy") set forth in the Agreement, the Partnership purchases mortgage loans which are secured by a first priority lien on residential real estate and in certain instances, unimproved real estate, in accordance with the Acquisition Policy. The mortgage loans have varying maturity dates from 10 to 30 years.

         In order for a mortgage loan to be considered for acquisition by the Partnership for its Portfolio, such mortgage loan must have a principal balance which is not in excess of 90% of the fair market value of the underlying collateral real estate securing the mortgage loan. Such fair market value must be substantiated at a time contemporaneous to the intended acquisition of the mortgage loan by a professional, independent appraisal. Alternative to such loan to value ratio, a mortgage loan may be acquired for the Partnership's Portfolio at an acquisition cost which does not exceed 75% of the fair market value of the underlying collateral property, which fair market value shall also be determined as a result of such appraisal.

         The Partnership may on a case by case basis acquire real estate mortgage loans which are secured by first liens on unimproved real estate provided that the unpaid principal of any such mortgage loan acquired does not exceed 50% of the fair market value of such unimproved real estate determined contemporaneous to the acquisition of such loan by the Partnership as a result of professional, independent appraisal. It is also subject to the condition that at no time during the term of existence of the Partnership shall the aggregate principal balance of Portfolio mortgages secured by unimproved real estate exceed 10% of the aggregate principal balance of all mortgage loans held in the Partnership's Portfolio. At December 31, 1996, the Partnership's portfolio of mortgage loans did not include any mortgage loans secured by unimproved real estate.


         The Acquisition Policy to be followed by the Partnership allows for the Partnership to utilize an amount not in excess of 10% of its available capital for the acquisition of Federal Instruments. Federal Instruments are defined in the Agreement as insured deposit and certificate accounts issued by financial institutions such as banks, savings banks and savings and loan associations whose accounts are insured by the Federal Deposit Insurance Corporation (the FDIC) or debt instruments issued by the United States government or instrumentality's thereof. The purpose of acquiring Federal Instruments will be to assure to the extent of proceeds available to invest in Federal Instruments, the integrity of the invested principal of the Partnership. At December 31, 1996, the Partnership did not have any investments in Federal instruments other than bank cash deposits which were insured up to $100,000 by the FDIC.

          The Partnership acquires its residential mortgage loans from insurance, financial or deposit institutions, from the sellers of the collateral real property securing the mortgage loan (or agents thereof), credit unions, the Resolution Trust Corporation, pension funds, insurance companies and mortgage brokers and bankers.

          The responsibility of servicing the residential mortgage loan Portfolio of the Partnership is vested in the General Partners. In connection with such Portfolio servicing, the General Partners are responsible for the collection of all principal and interest payments due under the terms of Portfolio loans for the institution and implementation of collection procedures with respect to mortgage loans which are in a default status, including: foreclosure of the collateral property and the sale thereof, the acquisition and disposition of Portfolio mortgage loans and, when appropriate, the elimination of origination deficiencies in non standard loan documentation which otherwise, involve acceptable credit and payment histories.

          The Partnership engages in the business of acquiring and selling mortgage loan portfolios. It is the General Partners' intent to turn the entire portfolio over of a minimum of once a year.

           The Partnership encounters competition in its efforts to acquire acceptable mortgage loans for its Portfolio. Numerous investment entities presently exist which are in the continuous business of acquiring residential real estate loans from the sources intended to be utilized by the Partnership. The basis of this competition in Portfolio loan acquisition is related to the ability of the Partnership to thoroughly identify sources of loan purchases, the ability of the Partnership to rapidly and effectively evaluate mortgage loan acquisition candidates and the price that the Partnership is able and willing to pay for acceptable residential mortgage loans within its Portfolio Acquisition Policy.


Item 2.           Properties

         At December 31, 1996, a significant amount of the assets of the Partnership were constituted by first lien residential mortgage loans in the amount of $446,387. The mortgaged properties included in the loan portfolio at December 31, 1996, are located in Florida, Massachusetts, Kansas, Texas and Missouri. (See Item 1 for discussion of mortgage activity, including servicing and portfolio turnover.)

         The Partnership leases office space from an affiliate company, Executive Wealth Management Services, Inc. (EWMS) for $954 a month. EWMS's lease on the office space expires in October 1997.

Item 3.           Legal Proceedings

         The Partnership entered into a lawsuit in July 1995, regarding the purchase of nineteen first lien residential mortgage notes with an unpaid principal balance of approximately $1,529,000. The Partnership purchased these mortgage notes for approximately $1,193,000 in July 1993. The Partnership alleges that the individuals (one a former officer of the Corporate General Partner) entered into a conspiracy to obtain mortgages for the Partnership which were worth considerably less than described. On October 7, 1996, the Partnership entered into a Mediation Settlement Agreement with the defendants. This settlement calls for the defendants to purchase mortgage notes from the Partnership with an average "spread" between the Partnership's cost and selling price of 400 basis points (4%). The Settlement Agreement provides for the Partnership to earn from this "spread" on mortgages sold to defendants a sum of $977,000. Other general provisions of the settlement include, but are not limited to the following:

         1. The Partnership must provide the mortgage notes to the defendants in minimum blocks of $250,000 of outstanding principal balance.

         2. Each mortgage shall be a fixed rate mortgage with a minimum ten (10%) interest rate and a miximum 360 month amortization.

         3. Each mortgage must have a minimum of five percent (5%) verifiable cash down payment and a loan-to-value ratio no greater than 95% of the fair market value, measured in accordance with an appraisal by a national appraisal firm using FNMA Standard No. 704 or better, conducted within one (1) year of the purchase.

         4. The property which is security for the mortgage must be located within the Continental United States unless otherwise agreed by defendants.

         5. Each mortgage must be on a Standard FMNA Form and all supporting documents.

         6. The borrowers under each mortgage must meet acceptable credit standards.

         As a result of this settlement, the Partnership will no longer have to inventory, service and/or establish a payment history on the mortgage loan included in its portfolio. This will result in increased turnover in the Portfolio of mortgage loans thus resulting in increased profitability.

Item 4.           Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                    PART II

Item 5.           Market for Partnership's Units and Related Partner Matters

         As a limited partnership formed pursuant to the Florida Revised Uniform Limited Partnership Law, the Partnership has no authorized class of Common Stock or other equity securities. The Partnership had 1,728 non-assessable Units of limited partnership interest outstanding at December 31, 1996.

         In accordance with the terms of the Agreement, such Units may only be transferred upon consent of the General Partners of the Partnership. As of December 31, 1996, there has not been, nor is it expected that any active secondary market will develop with respect to such Units.

         Since no active trading market for the Units is expected to develop, Limited Partners desiring to sell their Units may be required to individually negotiate sale/purchase transactions with suitable Unit purchasers in accordance with the Agreement requirements relating to the written consent of the General Partners.

         For the year ended December 31, 1996, the Partnership, at the discretion of the General Partner, liquidated a total of 379 Units, as a result of investor requests.

         The Partnership acts as its own transfer agent and registrar with respect to its Units.


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

Item 6.           Selected Financial Data

         The Partnership experienced net income (loss) of $(123,065), and $68,429 for the years ended December 31, 1996, and 1995, respectively.

         Scheduled principal and interest payments on Portfolio loans at December 31, 1996, represent an annualized return of approximately 13.6% on the basis of the Partnership costs in acquiring such Portfolio loans and an annualized return of 10.6% on the basis of the unpaid principal balance of the Portfolio loans at December 31, 1996.

         During the year ended December 31, 1996, the Partnership had operating revenues of $81,544, a decrease of $135,449 as compared to the same period in 1995. The following is a table reflecting the increases and decreases in operating income and expenses for the years ended December 31, 1996 and 1995.

Operating revenue                              1996          1995    Increase/(decrease)
-----------------                           ---------      --------  ------------------
Interest income                             $  72,845      $120,982       $ (48,137)
Gain (loss) on sale of residential
  mortgage loans and other
  real estate owned                           (16,171)       80,998         (97,169)
All other operating revenues                   24,870        14,928           9,942
                                            ---------      --------       ---------
     Total revenue                          $  81,544      $216,908       $(135,364)
                                            =========      ========       =========

Operating expenses
------------------
Legal and accounting                           34,175        18,412          15,763
Management fees                                26,077        48,394         (22,317)
Salaries and wages                             89,442        36,310          53,132
All other operating expenses                   54,915        45,363           9,552
                                            ---------      --------       ---------
     Total expenses                         $ 204,609      $148,479       $  56,130
                                            =========      ========       =========

         Interest income decreased by 49,204 for the year ended December 31, 1996 as compared to the same period in 1995 due to the fact that the Partnership traded the portfolio of mortgage loans more actively in 1995 than it did in 1996.

         Also contributing to the decrease in interest income was the reduction in the amount invested in residential mortgage notes relates to the fact that during 1995 there were approximately 370 more limited partnership units outstanding, as compared to 1996.

         The decrease in gain on sale of real estate and sale of mortgage loans of $97,169 for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is a result of the above mentioned reduction in the amount invested in residential mortgage notes management's decision to sell those notes and other real estate that were under performing and/or costing too much to carry.

         The increase in operating expenses during the year ending December 31, 1996 as compared to December 31, 1995, is primarily attributable to the increases in legal and accounting and salaries and wages.

         Legal and accounting expenses increased $15,763 and is primarily attributable to legal expenses incurred in the lawsuit mentioned under Item 3.

         Management fees decreased from $48,394 in 1995 to $26,077 in 1996. This management fee is based upon three percent (3%) of the face value of the mortgages at December 31, and one percent (1%) of the cash flow experienced by the Partnership, as described in the Partnership Agreement, as amended. The decrease in the management fee is directly attributed to the decrease in the face value of the mortgages at December 31, 1996 as compared to December 31, 1995, which were $529,452 and $1,205,370, respectively. This management fee will change from year to year depending upon the amount of the Partnerships available capital invested in mortgage loans at December 31.

         Salaries and wages increased $53,132 to $89,442 for the year ended December 31, 1996 as compared to $36,310 for the same period ended 1995. This increase is due to the additional staffing of a full time assistant servicer and a full time mortgage note sourcer during the year ended December 31, 1996. Salaries and wages will decrease substantially due to the fact that as of February 28, 1997 the Partnership has only one full time employee.

         Servicing fees (included in other revenue) of $10,343 and $13,258 were charged to an affiliate issuer, Federal Mortgage Management, Inc. (FMMI) during 1996 and 1995, respectively. These fees relate to the performance of servicing duties and responsibilities by the Partnerships portfolio servicer. The fee paid by FMMI is paid monthly and it is calculated by multiplying .5% times the average face value of the mortgages held by FMMI during any given month.

         Management evaluated the costs of servicing individual residential mortgage notes, the current and foreseeable market of mortgage notes as well as the returns associated with the current portfolio and the annual return to the limited partners. During the last six months of 1996, the Partnership has invested approximately 15-20% of the portfolio in what is categorized as interim financing. The past six months has given the management team the perspective that this area of interim financing is a better way to keep the investment dollars constantly in movement. Currently, once a portfolio is purchased, the cost of preparing the portfolio for sale is primarily tied up in servicing. Given the current market trends, timing, rating and pricing factors of a portfolio can change drastically within a short time, with a cost of several points, or loosing the sale altogether.

         Although management has spent the last twenty four months developing a list of buyers and sellers, there has not always been favorable timing in order to achieve management's goal of turning the portfolio at least three times a year.

         Management believes that by positioning itself between a greater number of buyers and sellers and not having to service the mortgage notes, the Partnership can increase the revenue and at the same time, decrease the costs associated with servicing. This is done through interim financing.


         Management believes that the above mentioned movement to interim financing along with the previously mentioned lawsuit settlement, that the Partnership can become profitable by the second fiscal quarter of 1997.

         Postage and shipping and telephone expenses increased $4,181 from $3,781 for the year ended December 31, 1995 to $7,962 for the same period 1996. This increase relates to the additional costs associated with delinquent mortgage notes.

         These increases in expenses such as postage, telephone, legal, travel and salaries and wages resulted in managements decision to sell those mortgage notes believed to be sub performing in nature at a loss. The goal of management is to liquidate the portfolio which may result in a net loss in the short term; however, by moving into higher yield, lower risk paper of first lien mortgage notes, these costs should decrease substantially.

Item     7. Management's Discussion and Analysis of Financial Conditions and
            results of Operation.

         The Partnership, utilizing the Unit proceeds from the public offering, has implemented and conducted its business operations for the purposes of which the Partnership has been organized. The purpose for which the Partnership has been organized is to acquire, purchase, hold and deal in mortgage loans secured by first liens on residential real estate, as well as insured certificates and instruments of deposit or debt securities issued by the United States government and instrumentalities thereof in accordance with an expressed Acquisition Policy. In summary, such Acquisition Policy requires that the Partnership only acquire mortgage loans for its Portfolio which are secured by a first priority lien on residential real estate. Acquired mortgage loans must have an amortization schedule with respect to monthly payments of principal and interest not to exceed 360 months (30 years) from the time that the mortgage loan acquired was originated.

         Scheduled principal and interest payments on Portfolio loans at December 31, 1996, represent an annualized rate of return of 13.62% on the basis of the Partnership costs in acquiring such Portfolio loans and an annualized rate of return of 10.60% on the basis of the unpaid principal balance of the Portfolio loans at December 31, 1996.

         At December 31, 1996, the portfolio of the Partnership consisted of mortgage notes with a carrying value of $1,008,329. The following table shows the mortgage notes at face value and carrying value which takes into consideration the discount and principal payments on the mortgages.

                                                 Principal
                  Face Value      Discount       Payments       Carrying Value
                  ----------      --------       --------       --------------
                   $530,532      $(70,939)      $(17,795)          $441,798

         At December 31, 1996, the underlying real estate collateral of the Partnership's Portfolio loans have an appraised value as of such date (or at the time of loan acquisition by the Partnership) of approximately $634,000, or a carrying value to appraised value ratio of 70.4 to 1. The collateral real estate securing such loans as of December 31, 1995, was residential real estate. The Partnership held no unimproved real estate loans as of December 31, 1996.

         During the year ended December 31, 1996, the Partnership initiated a sale of mortgage loans having a carrying value of approximately $364,713 resulting in a loss of approximately $12,500.

         There are four mortgage notes with a carrying value of approximately $139,534, with an appraisal value of approximately $242,000, that are delinquent (in terms of scheduled principal and interest payments) as of December 31, 1996. These notes represent 31.3% of the carrying value of portfolio mortgage loans held by the Partnership as of December 31, 1996. The four loans that are delinquent are comprised of two that are in bankruptcy and two that are in workout. The two loans that are currently in bankruptcy have a carrying value of approximately $82,093 and are making scheduled monthly principal and interest payments with the arrearage being paid to the Company by the courts over a three year period. The two in workout have a carrying value of $57,441, and is making scheduled principal and interest payments plus an additional amount to bring it current.

         As noted above the Partnership has experienced delinquencies with its current portfolio of mortgage loans. Management feels they have isolated the cause of this increase in delinquencies and have implemented corrective measures. Management has determined the biggest factors contributing to the possibility of a mortgage loan becoming delinquent are the amount of down payment and credit history of the mortgagee. In order for the Partnership to purchase mortgage loans at the discounts they do, the mortgagee typically has a history of credit problems and cannot place a substantial down payment on the property. While individually the above situations would not necessarily indicate that there is a good probability for the mortgage loan to become delinquent, together the probability increases significantly.

         The Partnership has experienced that if a mortgagee has past credit problems, but has at least made an effort to rectify the situation, they are a good credit risk. The Partnership has experienced problems with mortgagee's who have had historical credit problems, but have not shown a good faith effort to correct or rectify the situation. Therefore going forward management has implemented a tighter credit review on the prospective mortgage loans it buys. If a mortgagee has past credit problems and that mortgagee has not made a good faith effort to correct or rectify the situation, the Partnership will not purchase the mortgage loan unless there are compensating factors contributing its purchase.

         Additionally, management has also determined that the amount of down payment plays a significant roll in whether or not a mortgage loans becomes delinquent. In the past depending on the circumstances the Partnership would purchase mortgage loans with as little as 3% down. However, because the relatively small amount of money the mortgagee has at risk, he or she is more likely to let the mortgage become delinquent. Because of the experience the Partnership has had with these low down payment mortgage loans it is currently only purchasing loans with at least 5% down, unless once again there are compensating circumstances making its purchase feasible.

         With the above new criteria in place management is confident that delinquencies within the portfolio of mortgage loans will decrease in the future.

         For the year ended December 31, 1996, the Partnership had effected distributions of Regular Cash Flow (as defined in the Agreement) to the Unit purchasers in their capacity as Limited Partners of the Partnership in the aggregate amount of $187,652. There can be no assurance that the Partnership will continue to make such cash flow distributions in the future.

         Management anticipates a significant decline in overhead expenses due to stringent cost cutting and expense controls. In addition, a decrease in annualized cash distributions is expected to be implemented by the General Partners during the second quarter of 1997 to stabilize cash flow and operations.


Item 8.           Financial Statements and Supplementary Data

         Included with this Annual Report on Form 10-K SB as an Exhibit are the audited financial statements specified in Instruction (a) to the Item 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.






                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III


Item 10.          Directors and Executive Officers of the Partnership

         As a limited partnership formed pursuant to the Florida Revised Uniform Limited Partnership Law, the Partnership does not have directors or officers. The day-to-day business and affairs of the Partnership are managed and carried out by the General Partners. Mr. Guy S. Della Penna serves in an individual capacity as a General Partner of the Partnership and Capital Mortgage, a Florida corporation, also serves as a Co-General Partner. Capital Mortgage is wholly-owned by Mr. Della Penna. Mr. Della Penna serves as the sole director and President of Capital Mortgage. Information concerning Mr. Della Penna is presented below:

         Mr. Della Penna, age 44, has been a resident of Sarasota, Florida since 1980 and is the founder and President of Capital Management Group, Inc. Capital Management Group, Inc. was organized by Mr. Della Penna in 1989. Under the auspices of Capital Management Group, Inc., Mr. Della Penna has provided financial and tax consulting and advisory services to individuals and corporate entities. Capital Management Group, Inc. also acts as general agent for various insurance companies. Mr. Della Penna is a General Securities Principal and Financial and Operations Principal pursuant to NASD Rules. Additionally, at December 31, 1994, Mr. Della Penna is the majority shareholder, director and officer of Executive Wealth Management Services, Inc., the manager of the Unit offering. Mr. Della Penna has been active in the financial industry for approximately 15 years. During the period April 1980 to January 1986, Mr. Della Penna served as the Assistant to the Chairman of the Board of Snelling & Snelling, Inc., as well as Assistant Treasurer. Snelling & Snelling, Inc. is a franchisor of an employee recruitment business. While with such firm, Mr. Della Penna also served as a member of the Executive, Acquisition and Pension and Profit Sharing Committees. Mr. Della Penna also served as the personal business manager and financial advisor to the Snelling family and affiliated entities and in such capacity, was responsible for cash management, tax and investment analysis and commitments. The Snelling family are the principal shareholders of Snelling & Snelling, Inc. During the period April, 1978 through February 1980, Mr. Della Penna was an associated person of Lehman Brothers, New York, New York, where he was involved in the structuring, documentation and marketing of tax exempt financing issued by state and local governments. Mr. Della Penna holds a Bachelor of Science degree in Business Administration from Ithaca College, Ithaca, New York and received a Master of Business Administration degree in Finance from the State University of New York, Albany, New York.

Item 11.          Executive Compensation


                          SUMMARY COMPENSATION TABLE


                                                      Long Term Compensation


                                           Annual Compensation                    Awards                            Payouts
                                           --------------------------------------------------------------------------------

  (a)                       (b)        (c)      (d)            (e)     (f)           (g)               (h)         (i)
                                                              Other                      Securities
Name                                                          Annual   Restricted Under-                           All Other
Principal                                                     Compen-  Stock      lying              LTIP            Compen-
and                                                           sation   Award(s) Options/ Payouts                     sation
Position                   Year     Salary( $)       Bonus($)   ($)     ($)                       SARs(#)     ($)      ($)
--------                   ----     ----------       -------                -----------------    -------    ------   -----
                           1996                      26,077
                           1995                      48,394
General Partner            1994       ---     ---    61,019      ---      ---          ---       ---          ---      ---
Guy S. Della Penna         1993       ---     ---    88,894      ---      ---          ---       ---          ---      ---


Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  As of December 31, 1996,  Mr. Della Penna owns eight Units.


Item  13.         Certain Relationships and Related Transactions


         The General Partners of the Partnership include an individual and a corporation owned wholly by that individual.

         For their services to the Partnership, the general partners are entitled to receive an annual management fee that is equal to three percent (3%) of the aggregate principal balance of the portfolio investments as defined by the Partnership Agreement at December 31, plus one% of the cash flow of the Partnership as defined by the Partnership Agreement. In addition, the management fee also includes one percent (1%) of the net income from capital transactions. Management fees for the years ended December 31, 1996 and 1995 are $26,077 and $48,394 respectively.

         The Partnership received $10,343 and $13,258 for the years ended December 31, 1996 and 1995, respectively, in servicing fees from an affiliate Company in which the individual General Partner owns 100% of the outstanding stock. This fee relates to the servicing of mortgage loans included in the affiliate's portfolio.

         During the year ended December 31, 1996, the Partnership rented office space from an affiliate for $11,529 compared to $12,299 for the same period ended 1995.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

     (a) The following documents are filed as a part of this Annual Report:

                  (1) The financial statements of the Partnership for the fiscal year ended December 31, 1996, as examined by Bobbitt, Pittenger & Co., P.A., Certified Public Accountants, is included as Exhibit 1 attached to this report.

                  27    Financial Data Schedule (for SEC use only).


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FEDERAL MORTGAGE INVESTORS, LTD.
                           By CAPITAL MORTGAGE MANAGEMENT, INC.,
                           Co-General Partner



                           By         /s/ Guy S. Della Penna
                              ------------------------------------------
                                   Guy S. Della Penna, President




                           By         /s/ Guy S. Della Penna
                              ------------------------------------------
                                   Guy S. Della Penna, individually,
                                   Co-General Partner



                                           March 28, 1997
                              ------------------------------------------

                        FEDERAL MORTGAGE INVESTORS, LTD.




                              REPORT ON AUDITS OF
                              FINANCIAL STATEMENTS



                              FOR THE YEARS ENDED
                           DECEMBER 31, 1996 AND 1995

                                             BOBBITT, PITTENGER & COMPANY, P. A.







February 21, 1997



TO THE PARTNERS
Federal Mortgage Investors, Ltd.
Sarasota, Florida


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited the accompanying balance sheets of Federal Mortgage Investors, Ltd., as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Mortgage Investors, Ltd. at December 31, 1996 and 1995 and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Certified Public Accountants

                        FEDERAL MORTGAGE INVESTORS, LTD.




                                    CONTENTS


                                                                  PAGE
                                                                  ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          1

FINANCIAL STATEMENTS

    BALANCE SHEETS                                                2

    STATEMENTS OF OPERATIONS                                      3

    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                    4

    STATEMENTS OF CASH FLOWS                                      5

    NOTES TO FINANCIAL STATEMENTS                                 6

                        FEDERAL MORTGAGE INVESTORS, LTD.

                                 BALANCE SHEETS
                                  DECEMBER 31,



                                                              1996            1995
                                                           ----------     ----------
           ASSETS
CURRENT ASSETS
    Cash                                                   $     --       $  139,466
    Accounts receivable - related party                           666          1,399
    Note receivable - related party                            50,000
    Prepaid management fees - related party                    58,019         38,770
    Portfolio of residential mortgage loans                   441,798      1,002,832
    Other real estate owned and available for sale            301,011        164,502
                                                           ----------     ----------

        TOTAL CURRENT ASSETS                                  851,494      1,346,969
                                                           ----------     ----------

OTHER ASSETS
    Organization costs, net of accumulated
        amortization of $4,022                                    178          1,229
    Equipment at cost, net of
        accumulated depreciation                                8,956         10,285
                                                           ----------     ----------

TOTAL ASSETS                                               $  860,628     $1,358,483
                                                           ==========     ==========


           LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
    Accounts payable and other liabilities                 $  138,176     $   34,188
                                                           ----------     ----------

        TOTAL CURRENT LIABILITIES                             138,176         34,188

PARTNERS' CAPITAL                                             722,452      1,324,295
                                                           ----------     ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $  860,628     $1,358,483
                                                           ==========     ==========




                       See notes to financial statements.

                        FEDERAL MORTGAGE INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                               1996          1995
                                                           ----------     ----------
REVENUE
    Interest income - residential mortgage loans           $   72,845     $  120,982
    Gain (loss) on sale of residential mortgage loans
        and other real estate owned                           (16,171)        80,998
    Servicing fees                                             10,346         13,258
                                                           ----------     ----------

                                                               67,020        215,238
                                                           ----------     ----------

EXPENSES
    Amortization                                                1,050          1,378
    Commissions                                                 5,511          4,825
    Consulting                                                    750          1,712
    Depreciation                                                4,482          3,615
    Fees and licenses                                           1,188          3,650
    Legal and accounting                                       34,175         18,412
    Management fees                                            26,077         48,394
    Miscellaneous                                               6,822          1,996
    Office                                                      5,215          5,638
    Rent                                                       11,529         12,299
    Salaries and wages                                         89,442         36,310
    Taxes                                                       8,128          4,157
    Telephone                                                   6,725          3,609
    Travel                                                      3,515          2,484
                                                           ----------     ----------

                                                              204,609        148,479
                                                           ----------     ----------

(LOSS) INCOME FROM OPERATIONS                                (137,589)        66,759

OTHER INCOME (EXPENSE)
    Consulting fees                                            12,500
    Other income                                                  766            (85)
    Interest income - other                                     1,258          1,755
                                                           ----------     ----------
                                                               14,524          1,670
                                                           ----------     ----------

NET (LOSS) INCOME                                          $ (123,065)    $   68,429
                                                           ==========     ==========


                       See notes to financial statements.

                        FEDERAL MORTGAGE INVESTORS, LTD.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




BALANCE,
    at January 1, 1995                           $ 1,630,977

SALE OF LIMITED PARTNERSHIP UNITS                     20,000

REDEMPTION OF LIMITED PARTNERSHIP UNITS             (180,680)

DISTRIBUTIONS                                       (214,431)

NET INCOME                                            68,429
                                                 -----------

BALANCE,
    at December 31, 1995                           1,324,295

REDEMPTION OF LIMITED PARTNERSHIP UNITS             (291,126)

DISTRIBUTIONS                                       (187,652)

NET LOSS                                            (123,065)
                                                 -----------

BALANCE,
    at December 31, 1996                         $   722,452
                                                 ===========




                       See notes to financial statements.

                        FEDERAL MORTGAGE INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                               1996           1995
                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    NET (LOSS) INCOME                                      $ (123,065)    $   68,429

    Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                        5,532          4,993

    (Increase) decrease in operating assets:
        Accounts receivable - related party                       733         74,939
        Prepaid management fees                               (19,249)        (9,214)
        Portfolio of residential mortgage loans               561,034        241,242
        Real estate owned and available for sale             (136,509)      (120,466)
    Increase in operating liabilities:
        Accounts payable and other liabilities                103,988         24,735
                                                           ----------     ----------

        Total adjustments                                     515,529        216,229
                                                           ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     392,464        284,658
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture, fixtures and equipment              (3,152)
    Purchase of note receivable - related party               (50,000)
                                                           ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                         (53,152)
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of limited partnership units                                         20,000
    Redemption of limited partnership units                  (291,126)      (180,680)
    Distributions to limited partners                        (187,652)      (214,431)
                                                           ----------     ----------

NET CASH USED IN FINANCING ACTIVITIES                        (478,778)      (375,111)
                                                           ----------     ----------

DECREASE IN CASH                                             (139,466)       (90,453)

CASH, at beginning of year                                    139,466        229,919
                                                           ----------     ----------

CASH, at end of year                                       $     --       $  139,466
                                                           ==========     ==========



                       See notes to financial statements.

                        FEDERAL MORTGAGE INVESTORS, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The purpose of Federal Mortgage Investors, Ltd. (the Partnership) is to acquire and deal in mortgage loans secured by first liens on real estate, and to acquire insured instruments of deposits and/or debt securities issued by the United States Government and agencies thereof. Purchases of the mortgage loans, instruments of deposits and debt securities are made in accordance with policies set forth in the partnership agreement.

Profits and losses are allocated and cash distributions are made in accordance with the partnership agreement.

Portfolio of Residential Mortgage Loans

Residential mortgage loans are recorded at lower of cost or fair market value. During 1994, the Partnership ceased amortization of purchase discounts on mortgage loans since it is the intent of the Partnership that the mortgage loans will be owned for several months and then sold to investors. The amortization of the discount would not be significant to the operating results of the Partnership.

Organization Costs

Organization costs of $5,250 have been capitalized and are amortized on a straight-line basis over five years. Organization costs are comprised of legal fees associated with the organization of the Partnership. Amortization expense was $1,050 for 1996 and 1995.

Syndication Costs

Syndication costs are comprised of selling commissions, underwriting fees, organizational fees, legal, accounting, printing and other related fees and expenses, and have been reported as a reduction of capital of the limited partners.

Furniture, Fixtures and Equipment

Depreciation is provided for in amounts sufficient to allocate the cost of assets to operations over the estimated useful lives using the straight-line method.

Income Taxes

The financial statements include no provisions for federal or state income taxes since the income or loss is reportable on the tax returns of the partners.

                        FEDERAL MORTGAGE INVESTORS, LTD.

                         NOTES TO FINANCIAL STATEMENTS




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 financial statement presentation. Such reclassifications had no effect on net income as previously reported.


NOTE B - PORTFOLIO OF RESIDENTIAL MORTGAGE LOANS

The Partnership purchases residential mortgage loans at a discount from the face amount of the loans with the intention of selling the loans at a gain after servicing them for a relatively short period of time. The mortgage loans are purchased by investors based on various factors inherent in the group of mortgages presented for sale. The fair market value of the mortgage loans at December 31, 1996 and 1995, at a minimum, approximates cost after assessing the credit risks associated with the portfolio.

A summary of residential mortgage loans at December 31, is as follows:

                                                               1996          1995
                                                           ----------     ----------
Face value at acquisition                                  $  530,532     $1,205,370
Discount                                                      (70,939)      (187,708)
Principal payments received                                   (17,795)       (14,830)
                                                           ----------     ----------

                                                           $  441,798     $1,002,832
                                                           ==========     ==========

The mortgages have various maturities ranging from 10 to 30 years, and varying interest rates ranging from 7% to 15%. The residential mortgage loans are secured by first liens on residential real property throughout the United States. The Partnership's policy is to acquire residential mortgage loans with balances that either do not exceed 90% of the fair market value of the collateral real estate or the loan acquisition price does not exceed 80% of the fair market value of the collateral real estate at the time of the loan acquisition. Past experience of the Partnership and its management indicates that, in the event of default on the mortgage loan, the Partnership's exposure to loss on the portfolio collateral is limited.

                        FEDERAL MORTGAGE INVESTORS, LTD.

                         NOTES TO FINANCIAL STATEMENTS




NOTE C - OTHER REAL ESTATE OWNED

Other real estate owned represents real property acquired by foreclosure or in settlement of debt, and also includes in-substance foreclosures. In-substance foreclosures are real estate mortgages in which the borrower has little or no equity in the collateral and the borrower has formally or effectively abandoned the collateral or cannot demonstrate the capacity to repay the mortgage other than through sale of the collateral. Other real estate owned is valued at the lower of the property's fair value or the recorded investment in the mortgage. At the time of foreclosure, if the fair value of the real estate acquired is less than the Partnership's recorded investment in the mortgage, a write down is recognized through a charge to the allowance for mortgage losses. Gains or losses on the sale of and losses on the periodic revaluation of real estate acquired are charged or credited to noninterest expense.

At December 31, 1996 and 1995, the Partnership is holding properties for sale with a cost basis of $301,011 and $164,502, respectively.


NOTE D - FURNITURE, FIXTURES AND EQUIPMENT

A summary of furniture, fixtures and equipment at December 31, follows:

                                                              1996           1995
                                                           ----------     ----------
Furniture and fixtures                                     $      311     $      311
Equipment                                                      22,733         19,580
                                                           ----------     ----------
                                                               23,044         19,891
Less: accumulated depreciation                                (14,088)        (9,606)
                                                           ----------     ----------

                                                           $    8,956     $   10,285
                                                           ==========     ==========


NOTE E - RELATED PARTY TRANSACTIONS

The general partners of the Partnership include an individual and a corporation owned wholly by that individual. Also, a registered securities broker-dealer, of which a majority is owned by the individual general partner, conducted the offering of partnership units for sale to the general public.

For their services to the Partnership, the general partners are entitled to receive an annual management fee that is equal to three percent (3%) of the aggregate principal balance of the portfolio investments (as defined by the partnership agreement) at December 31, plus one percent (1%) of the cash flow of the Partnership (as defined by the partnership agreement). In addition, the management fee also includes one percent (1%) of the net income from capital transactions. Such management fees for 1996 and 1995 were $26,077 and $48,394, respectively.

                        FEDERAL MORTGAGE INVESTORS, LTD.

                         NOTES TO FINANCIAL STATEMENTS




NOTE E - RELATED PARTY TRANSACTIONS (CONTINUED)

The Partnership received $10,343 and $13,263 in servicing fees for the years ended December 31, 1996 and 1995, respectively, from an affiliate Company in which the individual general partner owns 100% of the outstanding stock. This fee relates to the servicing of mortgage loans included in the affiliate's portfolio.

During the year ended December 31, 1995, the Partnership purchased mortgage loans from an affiliate for $68,902, which represented the affiliate's cost basis in the mortgages. During the year ended December 31, 1996, the Partnership sold mortgage loans to the same affiliate for $137,529. Additionally, during 1996, the Partnership collected $131,752 from the sale of mortgages owned by the affiliate. These funds were payable to the affiliate at December 31, 1996.

During the years ended December 31, 1996 and 1995, the Partnership rented office space from an affiliate for $11,529 and $13,157, respectively.

As of December 31, 1996 and 1995, the Partnership had a receivable from the general partner in the amount of $58,019 and $38,770, respectively, which consisted primarily of prepayment of management fees.

The Partnership had a note receivable for $50,000 as of December 31, 1996 from a Corporation whose controlling stockholder is a general partner in the Partnership. The note pays 12% interest per annum and is due on October 31, 1997.


NOTE F - LIMITED PARTNERSHIP CAPITAL UNITS

During 1995, the Partnership sold 20 partnership units. Also during 1996 and 1995, 379 and 187 partnership units were redeemed for $291,126 and $180,680, respectively.

As of December 31, 1996, there were 1,728 partnership units issued and outstanding.


NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS  IN ACCORDANCE
         WITH THE REQUIREMENTS OF SFAS NO. 107

The Partnership's financial instruments consist of all of its assets and liabilities with the exception of other real estate and deferred financing costs. The Partnership's management has determined that the fair value of all of its financial instruments is equivalent to the carrying cost. The mortgage portfolio is purchased with the intent of a relatively short holding period of several months. Therefore, any differences in the value of the mortgage portfolio due to changes in market interest rates are minimal. Furthermore, each purchase and sale of mortgages by the Partnership is a private, negotiated transaction. There is no readily established market for the Partnership's mortgage portfolio.

                        FEDERAL MORTGAGE INVESTORS, LTD.

                         NOTES TO FINANCIAL STATEMENTS



NOTE H - CLASSIFICATION OF MORTGAGE PORTFOLIO IN ACCORDANCE
         WITH THE REQUIREMENTS OF SFAS NO. 115

The Partnership's mortgage portfolio is a trading security. As such, it is required to be carried at fair value, with any unrealized holding gains or losses included in earnings. For the reasons discussed in Note G, the carrying value of the mortgage portfolio has been determined by the Partnership's management to be equivalent to its carrying cost.


NOTE I - CONCENTRATION OF CREDIT RISK

The Partnership invests in various financial institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $100,000. At December 31, 1996 and 1995, the Partnership had deposits of approximately $0 and $47,000, respectively, in excess of FDIC insured limits.


NOTE J - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid in 1996 and 1995 was $0 and $85, respectively.


NOTE K - COMMITMENTS AND CONTINGENCIES

The Partnership entered into a lawsuit in July, 1995, regarding the purchase of nineteen first lien residential mortgage notes which were worth considerably less than represented. In 1996, the Partnership resolved the suit in an out of court settlement and obtained a judgment totaling $977,000. Applicable attorney fees are $150,000, of which $125,000 is unpaid at December 31, 1996. This balance is payable as the settlement proceeds are realized. The Partnership will be compensated by purchasing acceptable mortgages, as defined in a mediation agreement, and selling these mortgages at a four percentage point spread to the defendants. The parties shall each use their best efforts to complete performance of payment within a forty-eight month period ending October, 2000 unless extended by mutual agreement.


NOTE L - SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the Partnership sold approximately $163,000 of mortgage loans and other real estate owned and is in the process of liquidating the remainder of these assets.