Form 10KSB
period 1997-12-31
FEDERAL MORTGAGE INVESTORS LTD/FL
filed 1998-03-24
CIK 878825

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10K-SB

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                  Commission File Number
December 31, 1997                          33-42406-A


                FEDERAL MORTGAGE INVESTORS, LTD.
                (a Florida limited partnership)
     (Exact name of Registrant as specified in its Charter)


            Florida                                    65-0287111
------------------------------             -----------------
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification Number

    1800 Second Street, Suite 780, Sarasota, Florida  34236
--------------------------------------------------------------
       (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  813/954-2328

Securities registered pursuant to Section 12/b/ of the Act:  NONE

Securities registered pursuant to Section 12/g/ of the Act:  NONE

    Indicate by check mark whether the registrant /1/ has filed all reports required to be filed by Section 13 or 15/d/ of the Securities Exchange Act of 1934 during the preceding 12 months /or for such shorter period that the registrant was required to file such reports/, and /2/ has been subject to
such filing requirements for the past 90 days.  Yes /X/    NO      .

     Federal Mortgage Investors, Ltd. had total revenues of $34,095 for the year ended December 31, 1997.

     As of December 31, 1997, the Partnership has 1,552 Limited Partnership Units outstanding. As indicated, the Partnership is a limited partnership organized pursuant to Florida law.

                             PART I

Item 1.  Description of Business

     FEDERAL MORTGAGE INVESTORS, LTD. (the /Partnership/) is a limited partnership which has been organized pursuant to the Florida Revised Uniform Limited Partnership Law. The initial certificate legally creating the Partnership was filed in July, 1991 by the General Partners of the Partnership, Guy S. Della Penna (/Della Penna/) and Capital Mortgage Management, Inc. (/Capital Mortgage/), a corporation wholly-owned by Della Penna. Pursuant to an effective Registration Statement under the Securities Act of 1933, as amended (the /Act/) (Commission File No. 22-42406-A), dated November 20, 1991, the Partnership engaged in the public offering of 7,500 Units of limited partnership interest at a per Unit offering price of $1,000 (the /Units/) until January 31, 1993, at which time the offering was concluded. The Units were offered on behalf of the Partnership on a best efforts basis by Executive Wealth Management
Services, Inc. (formally known as Executive Securities, Inc.), a securities broker-dealer and member of the National Association of
Securities Dealers, Inc. Della Penna is the majority shareholder of Executive Wealth Management Services, Inc. The Partnership has a total of 1,552 Units outstanding as of December 31, 1997. During the offering period a total of 2,569 Units were sold, however, due to approved investor death or hardship redemptions, 1,079 Units were bought back and 62 were resold by the Partnership throughout the life of the Partnership, to date.

    The purpose of Federal Mortgage Investors, Ltd. (the Partnership) is to acquire and deal in mortgage notes secured by first liens on real estate and to acquire insured instruments of deposits and/or debt securities issued by the United States and instrumentalities thereof. Purchases of the mortgage notes, instruments of deposits and debt securities are made in accordance with policies set forth in the limited partnership agreement.
However, during mid to late fiscal 1996, management evaluated the costs associated with servicing individual residential mortgage notes, the delinquency rate and factors contributing to delinquencies, and the annualized return on investments. Management has taken steps to cut expenses and find viable areas of revenues and alternative sources of capital. With increasing the revenue stream as a primary objective, interim lending was considered a good relatively short-term investment alternative and such had minimal costs associated with it.

     The Partnership will also act as broker and receive a fee of .5% to 1.5% for such transactions. The Partnership has through the years established relationships in the industry. These relationships could benefit respective purchase and sales transactions. It is due primarily to these relationships that management believes the Partnership can benefit.

    The profits and losses are allocated and cash distributions are made in accordance with the Partnership agreement.



The Partnership encounters competition in its efforts to acquire acceptable mortgage loans for its Portfolio. Numerous investment entities presently exist, including affiliates which are in the continuous business of acquiring residential real estate loans from the sources intended to be utilized by the Partnership. The basis of this competition in Portfolio loan acquisition is related to the ability of the Partnership to thoroughly identify sources of loan purchases, the ability of the Partnership to rapidly and effectively evaluate mortgage loan acquisition candidates and the price that the Partnership is able and willing to pay or broker for acceptable residential mortgage loans within its Portfolio Acquisition Policy.


Item 2.  Properties

    Management continued its review and cleanup of the portfolio during all of fiscal 1997. At December 31, 1997, the Partnership did not hold any properties available for sale.


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

     2. Each mortgage shall be a fixed rate mortgage with a minimum ten (10%) interest rate and a maximum 360 month amortization.

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

    The Partnership has yet to realize gains from the Mediation Settlement. However, one defendant is actively assisting the Partnership in developing loan sources, lines of credit and other avenues of brokerage. The hard costs and opportunity costs associated with the legal proceedings has rendered the Partnership with minimal cash flow and it is the General Partner s decision to effect lesser limited partner return of capital cash distributions.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

                            PART II

Item 5.   Market for Partnership's Units and Related Partner Matters

      As a limited partnership formed pursuant to the Florida Revised Uniform Limited Partnership Law, the Partnership has no authorized class of Common Stock or other equity securities. The Partnership had 1,552 non-assessable Units of limited partnership interest outstanding at December 31, 1997.

     In accordance with the terms of the Agreement, such Units may only be transferred upon consent of the General Partners of the Partnership. As of December 31, 1997, there has not been, nor is it expected that any active secondary market will develop with respect to such Units.

      Since no active trading market for the Units is expected to develop, Limited Partners desiring to sell their Units may be required to individually negotiate sale/purchase transactions with suitable Unit purchasers in accordance with the Agreement requirements relating to the written consent of the General Partners.

      During the life of the Partnership, the Partnership, liquidated a total of 1,079 Units, as a result of investor death or hardships.

      The Partnership acts as its own transfer agent and registrar with respect to its Units.

Item 6.   Selected Financial Data

       The  Partnership  experienced  net  income  (loss)  of   ($331,628),
and($123,065)   for  the  years  ended  December  31,   1997,   and   1996,
respectively.

     During the year ended December 31, 1997, the Partnership had operating revenues of $26,683, a decrease of $71,032 as compared to the same period in 1996. The following is a table reflecting the increases and decreases in operating income and expenses for the years ended December 31, 1997 and 1996.

Operating revenue                 1997           1996       Increase/
                                                              (decrease)
Interest income                 $  7,574       $ 72,845     $(65,271)
Servicing fees                     9,998         10,346         (348)
All other operating revenues       9,111         14,524       (5,413)
                                --------       --------     ---------

     Total revenue              $ 26,683       $ 97,715     $(71,032)

Operating expenses

Legal and accounting              10,398         34,175      (23,777)
Losses on residential
 mortgage loans and other
    real estate owned            286,567         16,171      270,396
Management fees                      396         26,077      (25,681)
Salaries and wages                24,575         89,442      (64,867)
All other operating expenses      36,375         54,915      (18,540)
                                --------       --------     ---------

     Total expenses             $358,311       $220,780     $137,531

      Interest income decreased by $65,271 for the year ended December 31, 1997 as compared to the same period in 1996 due to the fact that the Partnership traded the portfolio of mortgage loans more actively in 1996 than it did in 1997. Also during 1997, the Partnership cleaned up the portfolio which resulted in losses.

     Also contributing to the decrease in interest income was the reduction in the amount invested in residential mortgage notes relates to the fact that during 1996 there were approximately 176 more limited partnership units outstanding, as compared to 1997.

      The increase in operating expenses during the year ending December 31, 1997 as compared to December 31, 1996, is attributable to the cleanup mentioned above.

      Servicing fees of $9,998 and $10,346 were charged to an affiliate issuer Federal Mortgage Management, Inc. (FMMI) during 1997 and 1996, respectively. These fees relate to the performance of servicing duties and responsibilities by the Partnerships portfolio servicer. The fee paid by FMMI is paid monthly and it is calculated by multiplying .5% times the average face value of the mortgages held by FMMI during any given month.

      Management evaluated the costs of servicing individual residential mortgage notes, the current and foreseeable market of mortgage notes as well as the returns associated with the current portfolio and the annual return to the limited partners. During the last six months of 1997, the Partnership has invested approximately 15-20% of the portfolio in what is categorized as interim financing. The past six months has given the management team the perspective that this area of interim financing is a better way to keep the investment dollars constantly in movement. Currently, once a portfolio is purchased, the cost of preparing the portfolio for sale is primarily tied up in servicing. Given the current market trends, timing, rating and pricing factors of a portfolio can change drastically within a short time, with a cost of several points, or loosing the sale altogether.

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

      Management believes that the above mentioned movement to interim financing along with the previously mentioned lawsuit settlement, and broker fees, with the decreased operational expenses and possible decrease of monthly returns to investors that the Partnership can sustain operations during fiscal 1998.


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

      For the year ended December 31, 1997, the Partnership had effected distributions of return of capital to the Unit purchasers in their capacity as Limited Partners of the Partnership in the aggregate amount of $154,927. These return of capital distributions are expected to be decreased in 1998 as the general partner seeks alternative capital sources such as private investment or warehouse lines. Significantly reduced return of capital distributions are anticipated to be sustained from brokerage fees, portfolio servicing and other sources yet to be identified. There can be no assurance that the Partnership will continue to make such cash flow distributions in the future.

      Management anticipates a significant decline in overhead expenses due to stringent cost cutting and expense controls. In addition, as previously discussed, a decrease in annualized return of capital cash distributions is expected to be implemented by the General Partners during the first quarter of 1998 to stabilize cash flow and operations.


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

     None.


                            PART III


Item 10. Directors and Executive Officers of the Partnership

    As a limited partnership formed pursuant to the Florida Revised Uniform Limited Partnership Law, the Partnership does not have directors or officers. The day-to-day business and affairs of the Partnership are managed and carried out by the General Partners. Mr. Guy S. Della Penna serves in an individual capacity as a General Partner of the Partnership and Capital Mortgage, a Florida corporation, also serves as a Co-General Partner. Capital Mortgage is wholly-owned by Mr. Della Penna. Mr. Della Penna serves as the sole director and President of Capital Mortgage. Information concerning Mr. Della Penna is presented below:

Mr. Della Penna, age 45, has been a resident of Sarasota, Florida since 1980 and is the founder and President of Capital Management Group, Inc. Capital Management Group, Inc. was organized by Mr. Della Penna in 1989. Under the auspices of Capital Management Group, Inc., Mr. Della Penna has provided financial and tax consulting and advisory services to individuals and corporate entities. Capital Management Group, Inc. also acts as general agent for various insurance companies. Mr. Della Penna is a General Securities Principal and Financial and Operations Principal pursuant to NASD Rules. Additionally, at December 31, 1994, Mr. Della Penna is the majority shareholder, director and officer of Executive Wealth Management Services, Inc., the manager of the Unit offering. Mr. Della Penna has been active in the financial industry for approximately 15 years. During the period April 1980 to January 1986, Mr. Della Penna served as the Assistant to the Chairman of the Board of Snelling & Snelling, Inc., as well as Assistant Treasurer. Snelling & Snelling, Inc. is a franchisor of an employee recruitment business. While with such firm, Mr. Della Penna also served as a member of the Executive, Acquisition and Pension and Profit Sharing Committees. Mr. Della Penna also served as the personal business manager and financial advisor to the Snelling family and affiliated entities and in such capacity, was responsible for cash management, tax and investment analysis and commitments. The Snelling family are the principal shareholders of Snelling & Snelling, Inc. During the period April, 1978 through February 1980, Mr. Della Penna was an associated person of Lehman Brothers, New York, New York, where he was involved in the structuring, documentation and marketing of tax exempt financing issued by state and local governments. Mr. Della Penna holds a Bachelor of Science degree in Business Administration from Ithaca College, Ithaca, New York and received a Master of Business Administration degree in Finance from the State University of New York, Albany, New York.










Item 11.  Executive Compensation

                        SUMMARY COMPENSATION TABLE
                          Long Term Compensation


                           Annual Compensation       Awards         Payouts

 (a)         (b)     (c)         (d)       (e)       (f)            (g)         (h)        (i)
                                          Other                   Securities
Name                                      Annual    Restricted    Under                   All Other
Principal                                 Compen-   Stock         lying         LTIP      Compen-
and                                       sation    Award(s)      Options/      Payouts   sation
Position     Year    Salary( $)  Bonus($)  ($)      ($)           SARs(#)       ($)       ($)
             1997                             396
             1996                          26,077
             1995                          48,394
General
Partner      1994       ---         ---    61,019     ---           ---           ---       ---
Guy S.
Della Penna  1993       ---         ---    88,894     ---           ---           ---       ---


Item 12.       Security Ownership of Certain Beneficial Owners and
Management

          As of December 31, 1997,  Mr. Della Penna owns eight Units.


Item  13. Certain Relationships and Related Transactions


      The General Partners of the Partnership include an individual and a corporation owned wholly by that individual.

      For their services to the Partnership, the general partners are entitled to receive an annual management fee that is equal to three percent (3%) of the aggregate principal balance of the portfolio investments as defined by the Partnership Agreement at December 31, plus one% of the cash flow of the Partnership as defined by the Partnership Agreement. In addition, the management fee also includes one percent (1%) of the net income from capital transactions. Management fees for the years ended December 31, 1976 and 1996 are $396 and $26,077 respectively.

      The Partnership received $6,686 and $10,343 for the years ended December 31, 1997 and 1996, respectively, in servicing fees from an affiliate Company in which the individual General Partner owns 100% of the outstanding stock. This fee relates to the servicing of mortgage loans included in the affiliate's portfolio.

     During the year ended December 31, 1997, the Partnership rented office space from an affiliate for $8,594 compared to $11,529 for the same period ended 1996. The decrease of $2,935 relates to the fact that payments ceased October 1, 1997, upon management's decision to move operational activities to an affiliate.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   The  following  documents are filed as a part  of  this  Annual
Report:

           (1) The financial statements of the Partnership for the fiscal year ended December 31, 1997, as examined by Bobbitt, Pittenger & Co., P.A., Certified Public Accountants, is included as Exhibit 1 attached to this report.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FEDERAL MORTGAGE INVESTORS, LTD.
                    By CAPITAL MORTGAGE MANAGEMENT, INC.,
                    Co-General Partner



                    By                   Guy S. Della Penna
                         ----------------------------------
                         Guy S. Della Penna, President




                    By                   Guy S. Della Penna
                         ----------------------------------
                         Guy S. Della Penna, individually,
                         Co-General Partner



                    March 1998