Form 10KSB
period 1998-12-31
FEDERAL MORTGAGE INVESTORS LTD/FL
filed 1999-03-24
CIK 878825

U.S. SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10K-SB

	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 1998	        33-42406-A


	FEDERAL MORTGAGE INVESTORS, LTD.
	(a Florida limited partnership)
	(Exact name of Registrant as specified in its Charter)


            Florida            	      65-0287111
------------------------------	----------------------
State or other jurisdiction of	I.R.S. Employer
incorporation or organization		Identification Number

	1800 Second Street, Suite 780, Sarasota, Florida  34236
	-------------------------------------------------------
	(Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  941-954-2328

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No.

Federal Mortgage Investors, Ltd. had total revenues of $28,279 for the year ended December 31, 1998.

As of December 31, 1998, the Partnership has 1,552 Limited Partnership Units outstanding. As indicated, the Partnership is a limited partnership organized pursuant to Florida law.

				PART I

Item 1.	Description of Business

FEDERAL MORTGAGE INVESTORS, LTD. (the Partnership) is a limited partnership which has been organized pursuant to the Florida Revised Uniform Limited Partnership Law. The initial certificate legally creating the Partnership was filed in July, 1991 by the General Partners of the Partnership, Guy S. Della Penna (Della Penna) and Capital Mortgage Management, Inc.
(Capital Mortgage), a corporation wholly-owned by Della Penna.

The lawsuit that the Partnership entered into in July 1995 is pending. The attorney who represented the Partnership in the mediation in 1996, commenced litigation in 1997 to recover attorney's fees from the Partnership that the Partnership does not believe he is entitled to receive.

This litigation revolves around the modification of the original contingency agreement which would have greatly reduced the percentage for the payment of attorney's fees. The Partnership is defending the claim to recover funds previously paid. The litigation is pending as of January 31, 1999.

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

The Partnership has no employees at December 31, 1998.

Item 2.	Properties

Management continued its review and cleanup of the portfolio during all of fiscal 1997. At December 31, 1998, the Partnership did not hold any properties available for sale.


Item 3.	Legal Proceedings


LAWSUIT

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

The Partnership remains optimistic that revenues will be generated through this settlement.

LAWSUIT

In the preceding, the Partnership was initially represented by Daniel Joy, Esq., of the law firm of Joy & Moran n/k/a Law Office of Michael Moran, pursuant to a written contingency contract which provided that Joy & Moran would receive, for attorney's fees, a percentage of any recovery realized by the Partnership from the litigation referenced above. Prior to the Mediation of that litigation, Daniel Joy, Esq., was temporarily suspended from the practice of law in the State of Florida and thus he could not represent the Partnership in the Mediation. Michael Moran, Esq., who had been Mr. Joy's partner, represented the Partnership at the Mediation. As a result of the mediated Settlement Agreement providing for the Partnership to earn $977,000, Mr. Moran and the Partnership agreed to modify the terms of the original contingency agreement to significantly reduce the percentage for the payment of attorney's fees. In or about 1997, Mr. Moran commenced litigation to recover attorney's fees that the Partnership did not believe he was entitled to receive. The Partnership defended the claim and asserted a Counterclaim to recover certain monies previously paid to Mr. Moran concerning the
litigation referenced above.  The litigation has been settled.   Pursuant to
the Settlement Agreement, the terms of same are confidential. All parties have fully performed their obligations pursuant to the terms of the Settlement Agreement. The Partnership has no executory obligations.

LAWSUIT

In or about June, 1998, a limited partner in Federal Mortgage Investors, Ltd ("FMIL"), filed a lawsuit against Guy S. Della Penna alleging that Mr. Della Penna breached an oral promise to repay his entire limited partnership investment in FMIL on or before March 31, 1998. Although the complaint makes no reference to the specific amount of the alleged claim, the plaintiff invested $100,000 in FMIL and has to date recovered approximately fifty (50%) percent of his initial investment through ordinary, pro rata, distributions made by FMIL to its investors.


Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

	PART II

Item 5.	Market for Partnership's Units and Related Partner Matters

As a limited partnership formed pursuant to the Florida Revised Uniform Limited Partnership Law, the Partnership has no authorized class of Common Stock or other equity securities. The Partnership had 1,552 non-assessable Units of limited partnership interest outstanding at December 31, 1998.

In accordance with the terms of the Agreement, such Units may only be transferred upon consent of the General Partners of the Partnership. As of December 31, 1998, there has not been, nor is it expected that any active secondary market will develop with respect to such Units.

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

The Partnership experienced a net (loss) of ($4,125), and($331,628) for the years ended December 31, 1998, and 1997, respectively.

During the year ended December 31, 1998, the Partnership had operating revenues of $28,279 an increase of $1,596 as compared to the same period in 1997. The following is a table reflecting the increases and decreases in operating income and expenses for the years ended December 31, 1998 and 1997.


Operating revenue		                         1998   	    1997  	 Increase/
								                                                      	 (decrease)
-----------------	                         --------	   -------	 ----------
Interest income	                           $   ---   	 $ 16,685 	$ (16,685)
All other operating revenues		               28,279 	     9,998 	   18,281
				                                       	--------	  --------	----------

          Total revenue			                 $ 28,279 	  $ 26,683 	$   1,596
                                       					========	  ========	==========

Operating expenses
------------------
Legal and accounting			                      25,200 	    10,398 	   14,802
Losses on residential
 mortgage loans and other
    real estate owned		                  	    ---   	   286,567 	 (286,567)
Management fees				                           ---   	       396 	     (396)
Salaries and wages			                         ---  	     24,575 	  (24,575)
All other operating expenses		                7,204 	    36,375 	  (29,171)
                                       					--------	  --------	 ----------

     Total expenses		                     	$ 32,404 	  $358,311 	$(325,907)
				                                       	=======	   ========	 ==========

Overall, both income and the related expenses decreased for the year ended December 31, 1998, compared to the same period ended 1997.

The decrease is due to several factors which include the clean up of the portfolio during fiscal 1997 and the lawsuit discussed in item 3.

During the year ended December 31, 1998, the Partnership had no mortgage notes or other real estate for sale.


Item 7.	Management's Discussion and Analysis of Financial Conditions and
        results of	Operation.

During fiscal 1998, the Partnership decreased the return of capital distributions to the limited partners. There can be no assurance that the Partnership will continue to make such distributions in the future.


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

As a limited partnership formed pursuant to the Florida Revised Uniform Limited Partnership Law, the Partnership does not have directors or officers. The day-to-day business and affairs of the Partnership are managed and carried out by the General Partners. Mr. Guy S. Della Penna serves in an individual capacity as a General Partner of the Partnership and Capital Mortgage, a Florida corporation, also serves as a Co-General Partner. Capital Mortgage is wholly-owned by Mr. Della Penna. Mr. Della Penna serves as the sole director and President of Capital Mortgage. Information concerning Mr. Della Penna is presented below:

Mr. Della Penna, age 46, has been a resident of Sarasota, Florida since 1980 and is the founder and President of Capital Management Group, Inc.
Capital Management Group, Inc. was organized by Mr. Della Penna in 1989.
Under the auspices of Capital Management Group, Inc., Mr. Della Penna has provided financial and tax consulting and advisory services to individuals and corporate entities. Capital Management Group, Inc. also acts as general agent for various insurance companies. Mr. Della Penna is a General
Securities Principal and Financial and Operations Principal pursuant to NASD Rules. Additionally, at December 31, 1994, Mr. Della Penna is the majority shareholder, director and officer of Executive Wealth Management Services, Inc., the manager of the Unit offering. Mr. Della Penna has been active
in the financial industry for approximately 15 years.   During the period
April 1980 to January 1986, Mr. Della Penna served as the Assistant to the Chairman of the Board of Snelling & Snelling, Inc., as well as Assistant Treasurer. Snelling & Snelling, Inc. is a franchisor of an employee recruitment business. While with such firm, Mr. Della Penna also served as a member of the Executive, Acquisition and Pension and Profit Sharing Committees. Mr. Della Penna also served as the personal business manager and financial advisor to the Snelling family and affiliated entities and in such capacity, was responsible for cash management, tax and investment analysis and commitments. The Snelling family are the principal shareholders of Snelling
& Snelling, Inc. During the period April, 1978 through February 1980, Mr. Della Penna was an associated person of Lehman Brothers, New York, New
York, where he was involved in the structuring, documentation and marketing of tax exempt financing issued by state and local governments. Mr. Della Penna holds a Bachelor of Science degree in Business Administration from Ithaca College, Ithaca, New York and received a Master of Business Administration degree in Finance from the State University of New York, Albany, New York.

Item 11.	Executive Compensation

                        	SUMMARY COMPENSATION TABLE

                                         	Long Term Compensation

	                                 Annual Compensation	Awards	Payouts



(a)	            (b)	   (c)	        (d)	       (e)	        (f)	         (g)	        (h)	     (i)


				                                           Other		                 Securities
Name				                                       Annual	    Restricted	  Under-		              All Other
Principal				                                  Compen-	   Stock	       lying LTIP	           Compen-
And				                                        sation	    Award(s)     Options	    Payouts   sation
Position	       Year    Salary($)    Bonus($)    ($)        ($)        SARs(#)       ($)      ($)
---------	      -----   ---------    -------	  -------  	----------    ---------	  --------  --------

    	            1998
	                1997			                           396
	                1996			                        26,077
	                1995			                        48,394
General
Partner	         1994		                         61,019
Guy S.
Della Penna      1993			                        88,894



Item 12.  	Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1998,  Mr. Della Penna owns eight Units.


Item  13.	Certain Relationships and Related Transactions


The General Partners of the Partnership include an individual and a corporation owned wholly by that individual.

For their services to the Partnership, the general partners are entitled to receive an annual management fee that is equal to three percent (3%) of the aggregate principal balance of the portfolio investments as defined by the Partnership Agreement at December 31, plus one percent of the cash flow of the Partnership as defined by the Partnership Agreement. In addition, the management fee also includes one percent (1%) of the net income from capital transactions.
Management fees for the years ended December 31, 1998 and 1997 are none and $396, respectively. The Partnership received $13,889 and $9,998 for the years ended December 31, 1998 and 1997, respectively, in servicing fees from an affiliate Company in which the individual General Partner owns 100% of the outstanding stock. This fee relates to the servicing of mortgage loans included in the affiliate's portfolio.


Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)	The following documents are filed as a part of this Annual Report:

(1)	The financial statements of the Partnership for the fiscal year ended
December 31, 1998, as examined by Bobbitt, Pittenger & Co., P.A., Certified Public Accountants, is included as Exhibit 1 attached to this report.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL MORTGAGE INVESTORS, LTD.
By CAPITAL MORTGAGE MANAGEMENT, INC.,
Co-General Partner



By  Guy S. Della Penna
    --------------------
    Guy S. Della Penna, President




By  Guy S. Della Penna
    --------------------
    Guy S. Della Penna, individually,
    Co-General Partner


    March, 1999
    -----------